Form 10-Q
period 2010-09-30
CATCH BY GENE, INC.
filed 2010-11-15
CIK 1497590

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Catch By Gene, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0505503
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
P.O Box 890334 Temecula, CA 92589-0334
FAX: 951-224-6675

4-209 Medical Industry Park, Taejang-2dong, Wonju, Gangwon-do, Korea
 (Address of principal executive offices)

(516) 482-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
At November 15, 2010, there were 44,000,232 shares outstanding of the registrant’s common stock.

CATCH BY GENE, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	F-2

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	F-3

Notes to Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults upon senior securities	12

Item 4. Submissions of matters to a vote of securities holders	12

Item 5. Other Information	13

Item 6. Exhibits	13

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CATCH BY GENE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	as of September 30	as of December 31
	2010	2009
Assets	(Unaudited)	(Audited)

Current assets
Cash	$510	$15,387
Trade-accounts receivable	347,813	372,929
Inventories	51,360	55,020
Other current assets(Deposits and advances)	659	645
Current assets total	400,342	443,981
	0
Property, plant & equipments	85,872	68,817
Intangible assets(patents)	4,191	3,345
Deposits	51,837	50,694

Total assets	$542,242	$566,837

Liabilities and stockholder's equity

Current liabilities
Bank loans	$254,489	$257,341
Accounts payable	320,357	175,269
Other payables	25,417	4,726
Accrued expenses	0	1,025
Current portion of long-term debts	21,047	19,958
Loans from related parties	304,860	197,257
Current liabilities total	926,170	655,576

Long-term liabilities
Long-term borrowings	43,713	85,642
	43,713	85,642
Total liabilities	969,883	741,218

Common stocks	44	44
Paid in capital	110,486	110,486
Accumulated foreign currency translation	(75,224)	(70,522)
Retained earnings (deficits)	(462,947)	(214,389)
Total stockholders' equity	(427,641)	(174,381)
	0
Total liabilities and stockholders' equity	$542,242	$566,837

See accompanying notes to financial statements.

CATCH BY GENE, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and nine months ended September 30, 2010 and 2009

	Three-months ended Sept 30,2010	Three-months ended Sept 30,2009	Nine-months ended Sept 30,2010	Nine-months ended Sept 30,2010

Sales	$16,367	$92,997	$97,656	$113,197

Cost of sales	23,325	601	136,815	21,266

Gross profits	(6,958)	92,396	(39,159)	91,931

Selling and administrative expenses	78,524	65,822	192,483	176,707
Operating profits	(85,482)	26,574	(231,642)	(84,776)
Non operating incomes
Interest income	1	4	1	9
Gains on foreign currency transaction	0	0	0	0
Miscellaneous income	0	2,145	72	75,613
	1	2,149	73	75,622
Non operating expenses
Interest expense	(1,342)	(10,900)	(12,764)	(30,039)
Losses on foreign currency transactions	0	0	0	0
Miscellaneous loss	(240)	(66)	(4,225)	(215)
	(1,582)	(10,966)	(16,989)	(30,254)

Incomes (Losses) before income taxes	(87,063)	17,757	(248,558)	(39,408)

Income taxes
Net income (Loss)	$(87,063)	$17,757	$(248,558)	$(39,408)
Net income (loss) per share - basic and diluted	(0.002)	0.001	(0.006)	(0.021)

Weighted average shares outstanding	44,000,000	13,249,000	44,000,000	1,908,930

See accompanying notes to financial statements.

CATCH BY GENE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30, 2010 and 2009

		Nine-months ended Sept 30,2010	Nine-months ended Sept 30, 2009
Cash flows from operating activities:
Net income (loss)		$(248,558)	$(39,408)
Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation	22,334	0
Change in operating assets and liabilities :
	Trade accounts	36,011	(83,483)
	Non-trade accounts receivable	0	64
	Advance payments	0	0
	Value added taxes receivable	0	986
	Prepaid expenses	0	201
	Prepaid tax	0	0
	Inventories	4,712	(53,297)
	Non-trade accounts payable	138,695	77,878
	Withholdings	3,745	(9,029)
	Advance from customers	0	0
	Value added taxes payable	(3,530)	4,003
	Accrued expenses	(1,026)	0
	Net cash provided by operating activities	(47,617)	(102,085)
Cash from investing activities:
	Decrease in short-term loans	0	0
	Decrease in leasehold deposits	0	0
	Decrease in Long-term financial instrument	0	0
	Increase in Intangible asset	(784)	0
	Increase of guarantee deposits on rent	(88)	0
	Acquisition of property, plant and equipment	(38,112)	0
	Acquisition of Long-term financial instrument	0	(683)
	Net cash provided by investing activities	(38,984)	(683)
Cash from financing activities
	Increase in capital	0	148,046
	Increase in Short-term borrowings from related parties	104,522	0
	Decrease in short-term borrowings	(8,289)	0
	Decrease in Current portion of long-term debts	(22,890)	(23,028)
	Decrease in Short-term borrowings from related parties	0	(21,320)
	Decrease in Long-term debts	0	0
	Net cash used in financing activities	73,343	103,698
Change in cash due to foreign currency translation adjustment		(1,594)	13,350
Net increase (decrease) in cash and cash equivalents		(14,852)	14,280
Cash and cash equivalents at beginning of year		15,362	1,570
Cash and cash equivalents at end of year		$510	$15,850

See accompanying notes to financial statements.

CATCH BY GENE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

1. UNAUDITED INFORMATION

The consolidated balance sheet of  Catch By Gene Inc. (the “Company”) as of September 30, 2010, and the consolidated statements of operations for the three and nine months period  ended September 30, 2010 and 2009, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2010 and 2009

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s consolidated financial statements as filed on Form 10-12G for the year ended December 31, 2009.

2. COMPLETION OF ACQUISITION
On September 21, 2009, Clinicares Inc.,  a Nevada Corporation (the “Company”) acquired 70,000 common stock of Catch by Gene Co. Ltd., a Korean Company ( “Korean Company”) representing all of the outstanding capital stock of the Company in exchange for issuing 40,000,000 shares of the Company. Upon connation of this exchange, there is a total of 44,000,000 common shares issued and outstanding. The Company has no other securities outstanding and no obligation of any kind to issue any additional capital stock warrants, options stock rights or other securities. The Company is a holding company whose asset is 100% of the registered capital of the Korean Company. All of the Company’s operations are conducted in Korea through target company. The Company’s is engaged in research and manufacturing of health diagnostic test kits and marked under CBG HPV-DNA Qualitative and Identification Assay System as main products and CBG HBV-DNA Quantitative Assay System and CBG Smoker Checker System as other products also sold.

3. PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Catch By Gene Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements include Catch By Gene Inc. non-operating company and its wholly-owned subsidiary operating outside the United States of America. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our year end is December 31. Our consolidated statements include the accounts of the Company and its wholly-owned subsidiary, Catchy By Gene Co. Ltd. All significant inter-company account balances and transactions have been eliminated.

CATCH BY GENE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

4.EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect.

5.RELATED PARTY TRANSACTION

A shareholder of the Company advance additional  $104,522 during 9-months ended September 30, 2010.  The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand.

6.SUBSEQUENT EVENT

None.

7.GOING CONCERN

The Company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Registration Statement filed on Form 10 with the Securities and Exchange Commission on August 20, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors.

Overview

CATCH BY GENE, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on July 31, 1979 as Clinicares, Inc.

Catch By Gene is a company focused on developing and commercializing therapeutic and diagnostic products for the treatment of the hepatitis B virus (“HBV”) and detection of  the human papillomaviruses (“HPV”). The two products developed by the Company thus far include their CBG HPV-DNA Qualitative assay System and CBG HPV-DNA Identification assay System.

The Company has also developed a “Smoke Detector Kit” which can test for the usage of nicotine products. The markets for diagnostic and therapeutic products for HPV are substantial and growing, and the limitations of many current diagnostic and therapeutic products are widely recognized.

The Company is consistently researching new types of detection kits and systems for various viruses and markers. The Company is currently traded on the Pinksheets under the symbol CBYG.

Results of Operations for the Quarter ending September 30, 2010

Assets

Currently, we have $510 in cash, $347,813 in accounts receivables, and $51,360 in inventory as our only assets.

Income and Cost of Sales

For the three months ended September 30, 2010, we realized $16,367 in income with Cost of Sales of $23,325 resulting in a Gross Profit of ($6,958) compared to the three months ended September 30, 2009 where we realized sales of $92,977 with cost of sales of $601, resulting in a Gross Profit of $92,376. For the nine months ended September 30, 2010, we realized $97,656 in income with Cost of Sales of $136,185 resulting in a Gross Profit of ($39,159) compared to the nine months ended September 30, 2009 where we realized $113,197 in revenues and Cost of Sales of 21, 266, resulting in Gross Profit of $91,913.

Operating Expense

Total operating expenses for the three months ended September 30, 2010 were  $78,524 compared to $65,822  for the three months ended September 30, 2009.   Total operating expenses for the nine months ended September 30, 2010 were $192,483  compared to $176,707  for the nine months ended September 30, 2009.

 Net Income (Loss)

Net income (loss) for the three months ended September 30, 2010 was $(87,063) and $17,757 for the three months ended September 30, 2009.  Net loss for the nine months ended September 30, 2010 was $(248,558) compared to $(39,408) for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had $510 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended September 30, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on August 20, 2010. During the three months ended September 30, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

General.

On September 21, 2009, Clinicares Inc., a Nevada Corporation (the “Company”) acquired 70,000 common stock of Catch by Gene Co. Ltd., a Korean Company ( “Korean Company”) representing all of the outstanding capital stock of the Company in exchange for issuing 40,000,000 shares of the Company. Upon connation of this exchange, there is a total of 44,000,000 common shares issued and outstanding. The Company has no other securities outstanding and no obligation of any kind to issue any additional capital stock warrants, options stock rights or other securities. The Company is a holding company whose asset is 100% of the registered capital of the Korean Company. All of the Company’s operations are conducted in Korea through the target company.

Due to a 100 to 1 reverse stock split, 232 shares are also outstanding due to rounding, thus with the outstanding shares totaling 44,000,232.

Catch by Gene Co. Ltd, has been in business since January 2005.

Product Development

We are currently developing the following products and their marketing:

CBG HBV-DNA Quantitative Assay

Relevant HBV facts

Hepatitis B is a widespread disease and nearly 5% of the world's population is currently infected with Hepatitis B virus(HBV). Moreover, almost 400 million are chronic carriers of HBV. HBV is a noncytopathic, enveloped virus, which contains a fully elucidated circular double-stranded DNA genome. HBV-DNA sequencing revealed the presence of four open reading frames, encoding for known and putative proteins, namely S(encoding for HBV-associated main surface protein), C(encoding for the nuclear core protein), P(encoding for DNA polymerase) and X(gene encoding for a polypeptide which functions as a transcriptional transactivator on various regulatory elements). As HBV causes acute and chronic necroinflammatory disease and HBV carriers face an increased risk of developing cirrhosis and hepatocellular carcinoma, information on either the presence or absence of HBV in the serum of an infected person is necessary. HBV-specific assays are routinely used for the assessment of disease activity in persistent infection, for monitoring therapeutic regimes with antiviral agents and most importantly, for evaluating the infection in a donor's blood to prevent recipients' contamination.

CBG HBV-DNA Quantitative Assay Intended Use and Significance

The CBG HBV-DNA quantitative assay (CBG HBV DNA assay) Ver 1. is Multi-probe capture hybridization assay for the direct quantization of human hepatitis B viral DNA (HBV DNA) in HBV infected serum or plasma using the Chemiluminescent emission Analyzer. The Company received a Korean Patent for the product in 2007. (Registration No: 10-2006001281)

This test is intended for use as an aid in the management of HBV infected individuals and is not intended for use in the diagnosis or confirmation of HBV infection.

The detection of HBV-DNA in the serum of patients is becoming an important tool in the diagnosis of HBV infections. It is used to clarify the infectious status of patients in whom the immunoassay profile of antigens or antibodies is difficult to interpret, particularly in chronic stages and in monitoring response to therapy. Of the different types of tests available to detect serum HBV DNA, the most sensitive ones use target amplification techniques, such as the PCR. Unfortunately, these assays suffer either from a lack of sensitivity or from being technically involved. Nucleic acid hybridization assays have become useful tools for the diagnosis of many infectious diseases. The detection of HBV DNA in serum by hybridization techniques is a direct measure of the quantity of virus present and correlates closely with infectivity. One of the major obstacles to the wider application of such assays has been the requirement for radiolabeled probes. The use of radioisotopes is not desirable in most laboratories because of safety considerations, and the short half-life means frequent probe preparation. More recently, an alternative nonradioactive labeling and detection system has been developed by random primer labeling of DNA with degoxigenin-dUTP. In a brief report, this system was shown to have a sensitivity comparable to that of radiolabeling in dot blot hybridization assays for HBV DNA from serum. Molecular diagnostic assays designed to detect and quantitative HBV DNA from blood samples of infected patients have become essential for monitoring HBV infection, predicting disease progression, and assessing responses to antiviral treatments. HBV DNA appears in the blood of patients shortly after infection but prior to HBV antigens and persists in the blood for the duration of infection and disease progression, unlike serological markers.

The major role of monitoring serum HBV DNA levels is to assess disease activity, determine candidacy for antiviral therapy, and evaluate response to the chosen therapeutic regimen. The NIH has recommended that treatment that be considered for patients with HBeAg positive or negative chronic hepatitis and HBV DNA levels greater than 105 copies/㎖. Some opinion leaders advocate further refinement of this threshold value. Viral load of 10⁴copies/㎖ is sometimes suggested as a more appropriate threshold value. The main goal of treatment for patients with chronic hepatitis B is to suppress HBV replication and induce remission of liver disease before the development of cirrhosis and HCC. Current therapeutic regimens include the administration of interferon-α, lamivudine(3-TC). Response to therapy may be defined as undetectable HBV DNA in serum, sustained loss of HBeAg, and reduction of liver disease. These guidelines suggest that quantization of HBV DNA can contribute significantly to evaluating HBV disease prognosis, making effective treatment decisions and monitoring therapy. Considering rapid progress in HBV therapy, it can be assumed that the utilization of a quantitative measurement of HBV DNA will continue to evolve.

Principle of the procedure

The CBG HBV-DNA quantitative assay (CBG HBV DNA assay) Ver 1. is Multi-probe capture hybridization assay for the direct quantization of human hepatitis B viral DNA (HBV DNA) in HBV infected serum or plasma using the Chemiluminescent emission Analyzer.

After HBV genomic Template-DNA is extracted from viral infected specimens, amplified to biotin labeled DNA fragment with biotin labeled primer. The Biotin labeled DNA bind on specific micro-plate well and denature. Remove non binding DNA strand , hybridize DIG labeled multi-probe on binding DNA fragment. The alkaline phosphatase(AP) bind to DIG conjugated multi-probe, AP react to a chemiluminescent substrate. The emission is measured as relative light units(RLU) on luminometer.

This assay kit is designed to quantitative HBV-DNA concentration range from 0.5 pg/㎖(1.4 X 105 copies/㎖) to 6,000 pg/㎖ (1.6 X 109 copies/㎖).

CBG HPV-DNA Qualitative assay System

Relevant HPV information

A human papillomavirus (HPV) is a member of the papillomavirus family of viruses that is capable of infecting humans. Like all papillomaviruses, HPVs establish productive infections only in the stratified epithelium of the skin or mucous membranes. While the majority of the nearly 200 known types of HPV cause no symptoms in most people, some types can cause warts (verrucae), while others can – in a minority of cases – lead to cancers of the cervix, vulva, vagina, and anus in women or cancers of the anus and penis in men.

 More than 30 to 40 types of HPV are typically transmitted through sexual contact and infect the anogenital region. Some sexually transmitted HPV types may cause genital warts. Persistent infection with "high-risk" HPV types—different from the ones that cause warts—may progress to precancerous lesions and invasive cancer. HPV infection is a cause of nearly all cases of cervical cancer; however, most infections with these types do not cause disease.

Most HPV infections in young females are temporary and have little long-term significance. 70% of infections are gone in 1 year and 90% in 2 years. Almost all are gone after that.  But when infection persists—in 5% to 10% of infected women—there is high risk of developing cervical precancer (lesions on the cervix), which can progress to invasive cervical cancer. This process usually takes 15–20 years, providing many opportunities for detection and treatment of the pre-cancerous condition, often with high cure rates.

In the US and other high-resource countries, a cervical Papanicolaou (Pap) test is used to detect abnormal cells which may develop into cancer. A cervical examination also detects warts and other abnormal growths which become visible as white patches of skin after they are washed with acetic acid (visual inspection). Abnormal and cancerous areas can be removed with a simple procedure, typically with a cauterizing loop or—more common in the developing world—by freezing (cryotherapy). New HPV DNA tests are more sensitive than Pap or visual inspection and a lower-cost HPV test suitable for low-resource settings may become available soon, potentially making high-sensitivity screening feasible where it currently does not exist in Africa, Asia and Latin America.

Intended Use of the System

Cervical carcinoma is closely associated with Human Papillomavirus. The presence of HPV in female genital tract is associated with a number of diseases, neoplasia and cancer on genital tract.

The types 16/18/31/33/35/39/45/51/52/53/56/58/59/66/68 are considered to belong to group that puts patient infected with these types at high-risk for cervical carcinogenesis.

CBG high-risk fifteen subtypes HPV-DNA qualitative Assay Kit (CBG HPV-DNA qualitative assay) is an in vitro nucleic acid capture hybridization assay with multi-probes using microplate colorimetry method for the direct qualitative detection of thirteen high-risk types Human papilloma virus in cervical specimens.

The HPV types detected by this assay are the high-risk types 16/18/31/33/35/39/45/51/52/53/56/58/59/66/68. This assay cannot determine the specific HPV genotype present.

Principle of the Product

The product is an in vitro nucleic acid capture hybridization assay with multi-probes using microplate colorimetry method. The biotin labeled HPV-DNA fragment was made from extracted genomic DNA by Amplifying .

       The labeled DNA fragment hybridize with multi-specific probes in a microplate, and the Enzyme bound with probes reacts substrate. The strength of developing color is measured as optical density (O.D) on an ELISA reader(colorimeter).

Features & Advantage points of product

•	Capture Hybridization with multi-probes using colorimetry

•	Can use random automatic ELISA system through the optimization of reacting temperature

•	High accuracy & good reproducibility

•	Decreasing of error through the simple process

•	The HPV types detected by this assay are the high-risk types 16/18/31/33/35/39/45/51/52/53/56/58/59/66/68.

This assay cannot determine the specific HPV genotype present

CBG HPV-DNA Genotyping  assay System

Relevant HPV information

A human papillomavirus (HPV) is a member of the papillomavirus family of viruses that is capable of infecting humans. Like all papillomaviruses, HPVs establish productive infections only in the stratified epithelium of the skin or mucous membranes. While the majority of the nearly 200 known types of HPV cause no symptoms in most people, some types can cause warts (verrucae), while others can – in a minority of cases – lead to cancers of the cervix, vulva, vagina, and anus in women or cancers of the anus and penis in men.

Most HPV infections in young females are temporary and have little long-term significance. 70% of infections are gone in 1 year and 90% in 2 years. Almost all are gone after that.  But when infection persists—in 5% to 10% of infected women—there is high risk of developing cervical precancer (lesions on the cervix), which can progress to invasive cervical cancer. This process usually takes 15–20 years, providing many opportunities for detection and treatment of the pre-cancerous condition, often with high cure rates.

In the US and other high-resource countries, a cervical Papanicolaou (Pap) test is used to detect abnormal cells which may develop into cancer. A cervical examination also detects warts and other abnormal growths which become visible as white patches of skin after they are washed with acetic acid (visual inspection). Abnormal and cancerous areas can be removed with a simple procedure, typically with a cauterizing loop or—more common in the developing world—by freezing (cryotherapy). New HPV DNA tests are more sensitive than Pap or visual inspection and a lower-cost HPV test suitable for low-resource settings may become available soon, potentially making high-sensitivity screening feasible where it currently does not exist in Africa, Asia and Latin America.

Intended Use of the System

CBG HPV- DNA Genotyping assay kit   is a line blot assay with specific probes using membrane for the Genotyping of thirteen high-risk types fifteen and ten low-risk subtypes Human papilloma virus in cervical specimens.

This assay can detect  the high-risk types 16/18/31/33/35/39/45/51/52/53/56/58/59/66/68 and low-risk 6/11/43/54/55/61/83/84/40/81. This assay can determine the specific HPV genotype present.

Principle of the Product

The product is an in vitro nucleic acid  line blot hybridization assay with  subtype specific probes using membrane color dedeloping method. The biotin labeled HPV-DNA fragment blot with specific probes on membrane, and the Enzyme bound with probes reacts substrate. The strength of developing color is measured as optical  finding

Features & Advantage points of product

•	Line blot assay with specific probes using membrane

•	Do not use any equipment system for result measuring

•	High accuracy & good reproducibility

•	The HPV types detected by this assay are the high-risk types 16/18/31/33/35/39/45/51/52/53/56/58/59/66/68. And low-risk 6/11/43/54/55/61/83/84/40/81

•	This assay can determine the specific HPV subtype.

CBG Smoke Detector Kit

The Company’s Smoke Detector Kit is an easy to use quantitative assay that tests for nicotine use in humans via a urine sample. The kit includes a test tube, syringe, color developer, and spectrophotometer. The Kit will determine not only if the user has been using nicotine products but also if they are heavy, medium, or light user.

Principle of the system
The CBG smoke checker system was quantitative assay for nicotine and this system used alternative chromatography system. This system was measured by colorimetry for nicotine metabolite in urine sample.

Feature of CBG smoke checker system

-	Quantitative assay system
-	Detection range: 0 ㎍/㎖ - 20 ㎍/㎖
-	Excellent reproducibility by alternative chromatography system
-	Classified smoking level system: non-smoker, passive smoker, light smoker, medium smoker, heavy smoker
-	Very clean system: no gas during reaction test
-	Easy handling

                Test procedure

1.	Transfer 500 ㎕ of cotinine standard (0 uM, 10 uM, 50 uM, 100 uM, 150 uM, 200 uM) or Urine in test tube
2.	Add 100 ㎕ of acetate buffer and mix vigorously
3.	Add 50 ㎕ of KCN
4.	Add 50 ㎕ of chloramin-T
5.	Add 250 ㎕ of barbituric acid
6.	Mix and measure the optical density (absorbance) at 508 nm with double beam spectrophotometer

◆	Interpretation of results

Concentration	Smoking degree
0.1	Non smoker
0.2
0.5
1.0
1.2	Passive smoker
1.5	Light smoker
2.0
2.5
3.0
3.5
4.0
4.5	Medium smoker
5.0
5.5
6.0
6.5
7.0
7.5
8.0
8.5
9.0	Heavy smoker
9.5
10.0
11.0
12.0
13.0
14.0
15.0
16.0
17.0
18.0
19.0
20.0

Location and Facilities

We have our executive offices and a diagnostic laboratory at 4-209 Medical Industry Park, 1726-26 Taejang-2dong, Wonju, Gangwon-do, Korea. This facility is also be focusing on the design, development, and testing of diagnostic products.

Competition.

We have been unable to identify any Korean competition, however, have identified numerous international competitors including the following companies:

Invirion Diagnostics, LLC provides pharmaceutical and theranostics solutions. Its products include ViroTect HIV that detect human immunodeficiency virus replication in specific cells types; HPV OncoTect, which detects the genes leading to cervical cancer; and general purpose reagents. The company provides medical research, development, and testing services. Invirion Diagnostics was founded in 1999 and is based in Oak Brook, Illinois.

Norgen Biotek was founded in 1998 and is a Canadian company. Norgen recently launched over 30 kits for nucleic-acid based diagnostics. This new basket of products includes kits for the diagnosis of human pathogens from both urine and plasma/serum, kits for the diagnosis of food-borne pathogens and kits for the diagnosis of plant pathogens. Initially these kits are being offered for research use only, and are ideal for use in surveillance of drug resistant pathogens, epidemiological studies, field surveillance of pathogens, and surveys. In terms of diagnostic kits for the human pathogens, particular attention has been paid to the development of kits based on non-invasive sample preparation. Non-invasive sample collection offers a number of distinct benefits for diagnostics, and therefore the first kits which Norgen plans to obtain regulatory approval for are the urine-based pathogen detection kits. A large number of nucleic-acid based diagnostic kits are also in the product pipeline.

SensiGen LLC, a privately held biotechnology company focused on developing proprietary gene-based molecular diagnostic tests announced today a new program to make the Company's AttoSense™ HPV assay available to head and neck cancer researchers worldwide after recent studies showed that the success or failure of various treatment options (chemotherapy, radiation, extensive surgery) are largely determined by the viral load of Human Papillomavirus (HPV) in tissue samples from patients.

Abbott Laboratories is a large, publically traded international company with a 120 year history. In September 2010, Abbott announced it received approval from the U.S. Food and Drug Administration (FDA) to market the Abbott RealTime HBV assay for measuring viral load or the amount of hepatitis B virus (HBV) in a patient's blood. It is the first and only approved test capable of automating HBV viral load testing from sample extraction to final results. The Abbott RealTime HBV assay, based on real-time PCR (polymerase chain reaction) technology, is now available for laboratories that use the Abbott m2000 automated instrument system for molecular diagnostic testing. The test offers sensitive measurement (quantitation) of HBV in human plasma or serum from individuals chronically infected with HBV.

Siemens is a large, publically traded international company with multiple immunoassay testing kits. Their TRUGENE HBV Genotyping Assay contains two tests in one. The TRUGENE HBV Assay from Siemens Healthcare Diagnostics allows researchers to identify the HBV genotype and HBV mutations at the same time using direct sequence analysis. This improves workflow and efficiency, reducing overall costs normally associated with separate HBV genotyping and mutational analysis.

There are multiple providers of Smoke Detector Kits similar to Catch By Gene’s to detect the use of nicotine by a subject.  These tests come in both urine and blood work form.

Employees.

We have twelve employees, three executive officers, and five directors. Our officers and directors have other business interests and are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.  The amount of time they will devote to our operations in any time period will vary based on whether we have successfully deployed one of our products internationally.

Our officers and directors may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, they will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive Officer and Chief Financial Officer as of September 30, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officers of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catch By Gene, Inc.

Date: November 15, 2010	By:	/s/ Hyunil Choi
President and Director
Name: Hyunil Choi
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Hyeonggeun Park
Treasurer and Chief Financial Officer
Name: Hyeonggeun Park
(Principal Financial Officer, and Principal Accounting Officer)